Form 10-Q
period 1996-03-31
LIND WALDOCK COMMODITY PARTNERS LIMITED PARTNERSHIP
filed 1996-05-21
CIK 838810

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) of the SECURITIES EXCHANGE ACT OF 1934



For the Quarter ended            Commission File No. 033-24015
March 31, 1996


       LIND-WALDOCK COMMODITY PARTNERS, LIMITED PARTNERSHIP
      (Exact name of registrant as specified in its charter)


Illinois                                     36-3591173
(State of other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification #)


1030 West Van Buren, Chicago, IL                 60607
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code (312)413-6000

                        Not Applicable
Former name, former address and former fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                                       Yes  __X__     No  ______

                  Part I.  Financial Information

Item 1.  Financial Statements

Following are Financial Statements for the fiscal quarter ended
March 31, 1996, and the additional time frames as noted:

                     Unaudited              Audited
                   Fiscal Quarter         Year Ended
                   Ended 03/31/96          12/31/95


Statement of
Financial Condition       X                       X

Statement of
Operations                X                       X

Statement of
Partners' Capital         X                       X

Notes to Financial
Statements                X                       X

       LIND-WALDOCK COMMODITY PARTNER, LIMITED PARTNERSHIP
                 STATEMENT OF FINANCIAL CONDITION
FOR THE QUARTER ENDED MARCH 31, 1996 & YEAR ENDED DECEMBER 31, 1995

ASSETS                              UNAUDITED           AUDITED
                                     3/31/96            12/31/95
                                    ---------           --------

Cash                                   $1,814             $1,814
Equity in commodity
future trading account:
Cash balance                          808,803            863,618
  Unrealized gain/ (loss)
  on open futures contracts            48,851             62,773
Interest Receivable                     2,547              2,872
                                  -----------         ----------
    Total Assets                     $862,014           $931,077
                                  ===========         ==========
LIABILITIES AND PARTNER' CAPITAL

Liabilities:
Accrued commissions on open
  futures contracts                    $1,860             $1,735
Accrued management fee                  8,286              8,966
Accrued operating expenses             29,695             30,833
Withdrawal Payable                          0             11,777
                                      -------            -------
      Total liabilities               $39,841            $53,311

Partner' Capital:
      Limited partners'               767,981            818,882
      General Partner                  54,192             58,884
                                     --------           --------
        Total Partner'
        Capital                       822,173            877,766
                                     --------           --------
      Total Liabilities
      and Partners' Capital          $862,014           $931,077
                                    =========          =========



  The accompanying notes are an integral part of this financial statement.

       LIND-WALDOCK COMMODITY PARTNERS, LIMITED PARTNERSHIP
                     STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31,1996 & YEAR ENDED DECEMBER 31,1995


                                        UNAUDITED         AUDITED
                                          1/1/96           1/1/95
                                         Through          Through
                                         3/31/96         12/31/95
                                        --------         --------

    REVENUES

Gain (loss) on trading of commodity
  futures contracts:
   Realized gain on
    closed positions                      ($7,041)       $366,265
   Change in net unrealized gain
    (loss) on open positions              (13,922)        (77,664)

Interest income from clearing broker        7,683          34,219
                                        ----------       ---------
     Net revenue (loss) from trading      (13,280)        322,820
                                        ----------       ---------

           EXPENSES
Commissions and exchange fees               6,370          16,261
General partner management fee                 0               0
Other advisor management fees               8,286          33,309
Operating expenses                          4,000          18,000
                                        ---------        --------
    Total expenses                         18,656          67,570
                                        ----------       ---------
     Net income (loss)                   ($31,936)       $255,250
                                        ==========       ========

NET INCOME (LOSS) PER UNIT                 ($4.90)         $36.07
                                        ==========       ========




  The accompanying notes are an integral part of this financial statement.

       LIND-WALDOCK COMMODITY PARTNER, LIMITED PARTNERSHIP
           STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                      FOR THE QUARTER ENDED
                         MARCH 31, 1996
                          UNAUDITED


                       Limited          General
                       Partners'        Partner         Total
                       -----------     --------       ---------


Partners' Capital at
DECEMBER 31, 1995         $818,882      $58,884        $877,766

Net Profit (loss)         (27,244)      (4,692)        ($31,936)

Withdrawals               (23,657)                      (23,657)
                       -----------     ---------       ---------

Partners' Capital at
MARCH 31, 1996            767,981        54,192          822,173
                       ===========     =========       =========

Units outstanding at
DECEMBER 31, 1995        6,257.99        450.00         6,707.99

Net Withdrawals           (189.00)         0.00          (189.00)

                         ----------      --------       ----------


Units outstanding at
MARCH 31, 1996           6,068.99        450.00         6,518.99
                         =========       ======         ========

Net Asset Value per
Partnership Unit at
MARCH 31, 1996                                           $126.12
                                                         =======




   The accomanying notes are an integral part of this financial statement.

       LIND-WALDOCK COMMODITY PARTNERS, LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          March 31, 1996


                            UNAUDITED

     In the opinion of management, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial condition, results of operations and cash flows as of March 31, 1996, and for all periods presented have been made.


NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

          Lind-Waldock Commodity Partners, Limited Partnership (the "Fund"), is a limited partnership organized in 1988 under the Illinois Revised Uniform Limited Partnership Act.
          The Fund was formed to engage in the speculative trading of commodity interests including futures contracts, forward contracts, physical commodities, and related options on exchanges and markets located in the United States and abroad, pursuant to the trading instructions of independent trading advisors. The Fund commenced trading on March 21, 1989.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A summary of the significant accounting policies which have been followed by the Fund in preparing the accompanying financial statements is set forth below.

          Income Recognition

          Commodity futures contracts are recorded on the trade date. Net trading gains and losses on commodity futures contracts represent the difference between the market value of contracts held at the beginning of the year or the original contract amount if such contacts were acquired during the year and market value of contracts held at the end of the year or selling price if such contacts were sold during the year. Market value of commodity futures contracts is based upon exchange settlement prices.

          Commissions and Fees

          Brokerage commissions and fees are recognized on a round turn basis on trade date.

          Income Taxes

          No provision has been made for Federal income taxes as the Fund's income or loss is taxable to the individual partners.



NOTE 3 - THE LIMITED PARTNERSHIP AGREEMENT AND RELATED
         PARTY TRANSACTIONS

          The General Partner is responsible for the management of the partnership. Under terms of the Limited Partnership Agreement, the General Partner is required to contribute and maintain an investment in the Fund at least equal to the greater of (i) 3% of the aggregate capital contributions to the Fund or $100,000, whichever is less, or (ii) 1% of the aggregate capital contributions to the Fund. Units purchased by the General Partner, its affiliates, and the principals thereof, in the aggregate, are available to satisfy the above minimum investment requirement.

          The Fund's clearing broker is owned by the same individuals who own the General Partner. The Fund pays the clearing broker brokerage commissions not exceeding
          $25 per round turn trade plus certain transaction fees.

          The Fund pays the General Partner a quarterly management fee of 1/4 of 1% (1% per annum) of the Fund's net asset value, as defined. The fund also pays the fund's trading advisors a quarterly management fee of 1 percent (4 percent annually) of net assets, as defined, and a quarterly incentive fee of 15 percent of new trading profits, as defined.

          The Fund has waived the General Partner management fee until further notice.

          The Fund earns interest on 70% of the Fund's average net asset value held by the clearing broker at a rate equal to the average 90-day Treasury bill rate for Treasury bills issued during that month.


          Operating expenses include but are not limited to periodic legal, accounting, auditing, printing, state income tax and other expenses.


NOTE 4 - FUTURES CONTRACTS WITH OFF-BALANCE-SHEET RISK

          The Fund's trading activities involve futures contracts having, in the normal course of business, elements of market risk in excess of the amounts recognized in the statement of financial condition. Such transactions may expose the Fund to significant off-balance-sheet risk in the event that adverse market variations on open commodity futures contract positions result in significant losses. Although contract amounts may be indicative of the level of transactions, they do not represent exposure to loss. Futures contracts typically are settled in the market prior to delivery by entering into offsetting positions rather than through delivery of the underlying commodity or cash. Thus, market values, rather than contract amounts, represent the approximate future cash receipts and requirements.

          The exchange upon which futures contracts are traded acts as the counterparty and, accordingly, bears the risk of performance. A substantial portion of the Fund's open futures contracts were transacted with the Chicago Board of Trade and the Chicago Mercantile Exchange.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITIONS AND RESULTS OF OPERATION
               FISCAL QUARTER ENDED MARCH 31, 1996


     The Fund showed a gain of $36.07 per unit for the year ended
December 31, 1995, and a loss of $4.90 per unit for the quarter ended March 31, 1996.

     The Partnership's capital consists of the capital contributions of the partners' as increased or decreased by gains or losses on commodity interest trading, expenses, interest income, subscriptions for and redemptions of Units and distributions of profits, if any. Commodity trading is highly leveraged and speculative. Therefore, gains and losses on such trading are not predictable with any level of reliability. Much of the market movement in commodities is based upon fundamental and technical factors which the trading advisors used by the Partnership may not be able to identify and which factors are not subject to the control of the Partnership. Partnership expenses consist of, among other things, brokerage commissions and incentive and management fees. The level of these expenses is directly related to the volume of trading by the trading advisors, controllable by the Partnership under only very limited circumstances, and by the ability of the trading advisors to identify and take advantage of price movements in the commodity markets. Certain fees are also related to the level of net assets maintained by the Partnership and available for trading. In addition, the Partnership's interest rates over which the Partnership has no control. No forecast can be made as to the level of redemptions in any given period.

                   PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings
          None

Item 2.   Changes in Securities
          None

Item 3.   Defaults in Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          a)   Exhibits
               None

          b)   Reports on Form 8-K
               None




                           Page 9 of 10


                            SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                              LIND-WALDOCK COMMODITY PARTNERS,
                              LIMITED PARTNERSHIP


                               By:  Lind-Waldock Financial
                                    Partners, Inc.





Date: May 15, 1996                   Elliot M. Bercovitz,
                                     Director and President
                                     (Principal Executive
                                     Officer of the
                                     General Partner)























                          Page 10 of 10



/home/acct/sec/tja/10q